Form 10KSB
period 2001-06-30
MARITIME PARTNERS LTD
filed 2001-10-15
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2001

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2001 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2001:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.


                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of June 30, 2001, there were 111 stockholders of record.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand(1)                            800,000                           80.0%

            Kimberly Peterson                        93,850                           9.4%

            All officers and
            directors as a group
            (1 person)                              800,000                           80.0%

(1) Mr. Hand controls a family limited partnership which is the record holder of these shares.


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

                           2.1.     Articles of Incorporation(1)
                           2.2      Bylaws(1)

         6.                Material Contracts

                           6.1.     1994 Stock Option Plan(1)


(1)      Filed with the Company's original Form 10-SB.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001


                                              MARITIME PARTNERS, INC.
                                           [A Development Stage Company]




                                    CONTENTS

                                                                                                        PAGE

               --     Independent Auditors' Report                                                          1


                      Balance Sheet, June 30, 2001                                                         2


                      Statements of Operations, for the years ended June 30,
                         2001 and 2000 and for the period from inception on
                         April 20, 1994 through June 30, 2001                                              3


               --     Statement of Stockholders' Equity (Deficit), from inception
                         on April 20, 1994 through June 30, 2001                                           4


                      Statements  of Cash  Flows,  for the years  ended June 30,
                         2001 and 2000 and for the period from inception on
                         April 20, 1994 through June 30, 2001                                              5

              --     Notes to Financial Statements                                                     6 - 8

                                                        - -






                                           INDEPENDENT AUDITORS' REPORT


Board of Directors
MARITIME PARTNERS, INC.
Dana Point, California

We have audited the accompanying balance sheet of Maritime Partners, Inc. [a development stage company] at June 30, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2001 and for the period from inception on April 20, 1994 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Maritime Partners, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $3,021. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Maritime Partners, Inc. [a development stage company] as of June 30, 2001 and the results of its operations and its cash flows for the year ended June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Maritime Partners, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

October 2, 2001
Salt Lake City, Utah


                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET



                                     ASSETS


                                                                                                      June 30,
                                                                                                        2001
                                                                                                        -----------
CURRENT ASSETS:                                                                                  $                -
                                                                                                        -----------
               Total Current Assets                                                                               -
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                                            $              108
     Accounts payable - related party                                                                         2,845
                                                                                                        -----------
               Total Current Liabilities                                                                      2,953
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                                                               -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 1,000,000 shares issued and outstanding                                                    1,000
     Capital in excess of par value                                                                              15
     Deficit accumulated during the development stage                                                        (3,968)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (2,953)
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------










                        The accompanying notes are an integral part of this financial statement.



                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]


                            STATEMENTS OF OPERATIONS



                                                                              For the                From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2000              2001
                                                                     ------------      -----------       ----------


REVENUE                                                          $              -   $            -   $            -

EXPENSES:
     General and Administrative                                               947              905            3,968
                                                                     ------------      -----------       ----------
LOSS BEFORE INCOME TAXES                                                     (947)            (905)          (3,968)

CURRENT TAX EXPENSE                                                             -                -                -

DEFERRED TAX EXPENSE                                                            -                -                -
                                                                     ------------      -----------       ----------

NET LOSS                                                     $   (947)          $   (905)        $   (3,968)
                                                                     ------------      -----------       ----------

LOSS PER COMMON SHARE                                            $         (.00)    $        (.00)   $       (.00)
                                                                     ------------      -----------       ----------





















                      The accompanying notes are an integral part of these financial statements.



                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2001

                                                                                                             Deficit
                                                                                                           Accumulated
                                         Preferred Stock               Common Stock          Capital in    During the
                                       ______________________       ______________________    Excess of    Development
                                      Shares        Amount         Shares        Amount       Par Value       Stage
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, April 20, 1994                       -  $          -              -  $          -   $          -  $          -

Issuance of 1,000,000
  shares of common stock
  for cash of $1,015, or $.001
  per share, April 20, 1994                   -             -      1,000,000         1,000             15             -

Net loss for the period
 ended June 30, 1994                          -             -              -             -              -           (42)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1994                        -             -      1,000,000         1,000             15           (42)

Net loss for the year ended
  June 30, 1995                               -             -              -             -              -          (338)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1995                        -             -      1,000,000         1,000             15          (380)

Net loss for the year ended
  June 30, 1996                               -             -              -             -              -          (320)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1996                        -             -      1,000,000         1,000             15          (700)

Net loss for the year ended
  June 30, 1997                               -             -              -             -              -          (314)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1997                        -             -      1,000,000         1,000             15        (1,014)

Net loss for the year ended
  June 30, 1998                               -             -              -             -              -          (312)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1998                        -             -      1,000,000         1,000             15        (1,326)

Net loss for the year ended
  June 30, 1999                               -             -              -             -              -          (790)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1999                        -             -      1,000,000         1,000             15        (2,116)

Net loss for the year ended
  June 30, 2000                               -             -              -             -              -          (905)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2000                        -             -      1,000,000         1,000             15        (3,021)

Net loss for the year ended
  June 30, 2001                               -             -              -             -              -          (947)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2001                        -  $          -      1,000,000  $      1,000   $         15  $     (3,968)
                                      ---------     ---------     ----------     ---------      ---------     ---------



                       The accompanying notes are an integral part of this financial statement.


                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2000              2001
                                                                     ------------      -----------       ----------
Cash Flows Provided by Operating Activities:

   Net loss                                                      $           (947)  $         (905)  $       (3,968)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                               -                -            1,015
     Changes is assets and liabilities:
        Increase in accounts payable                                            -                -              108
        Increase in accounts payable - related party                          947              905            2,845
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Operating
                  Activities                                                    -                -                -
                                                                     ------------      -----------       ----------
Cash Flows Provided by Investing Activities:
   Organizational costs                                                         -                -           (1,015)
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Investing
                  Activities                                                    -                -           (1,015)
                                                                     ------------      -----------       ----------
Cash Flows Provided by Financing Activities:
   Proceeds from sale of common stock                                           -                -            1,015
                                                                     ------------      -----------       ----------
                Net Cash Provided by Financing Activities                       -                -            1,015
                                                                     ------------      -----------       ----------
Net Increase (Decrease) in Cash                                                 -                -                -

Cash at Beginning of Period                                                     -                -                -
                                                                     ------------      -----------       ----------
Cash at End of Period                                            $              -   $            -   $            -
                                                                     ------------      -----------       ----------

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                    $              -   $            -   $            -
     Income taxes                                                $              -   $            -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the year ended June 30, 2001:
         None

     For the year ended June 30, 2000:
         None





                      The accompanying notes are an integral part of these financial statements.

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Maritime Partners, Inc. ("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per
     Share".  [See Note 6]

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting
     for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB
     Statement No. 125", SFAS No. 141, "Business  Combinations",  SFAS No.
142, "Goodwill and Other Intangible Assets",
     and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001.

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - CAPITAL STOCK [Continued]

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2001, no options have been granted.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

     The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $3,900 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,325 and $1,000 as of June 30, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $325 during the year ended June 30, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended June 30, 2001 and 2000, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Accounts Payable - Related Party - During the years ended June 30, 2001 and 2000, an officer/shareholder of the Company directly paid expenses totaling $947 and $905 on behalf of the Company. At June 30, 2001, the Company owed the shareholder $2,845. No interest is being accrued on the payable.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                         _________________________      June 30,
                                                                       2001               2000            2001
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                         $          (947)   $         (905)  $       (3,968)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                  1,000,000        1,000,000        1,000,000
                                                                     ------------      -----------       ----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2001.


                                                       MARITIME PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 12, 2001.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand