Form 10QSB
period 2001-12-31
MARITIME PARTNERS LTD
filed 2002-02-14
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                          -------------------
Title of Class                                     Number of Shares outstanding
                                                          at December 31, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                            June 30,        December 31,
                                                                                              2001              2001




              TOTAL ASSETS                                                                  $      --         $      --



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     150
              Accounts payable - related party                                                  2,845             3,753


              TOTAL LIABILITIES                                                             $   2,953         $   3,903

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Capital in excess of par value                                                                     15                15

Deficit accumulated during the development stage                                              (3,698)           (4,918)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (3,698)           (3,903)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --         $      --




















                                The  accompanying  notes are an integral part of
the financial statements.



                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2001             2000               2001                 2000        December 31, 2001





REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                       950                --                 950                 --                4,918


TOTAL OPERATING EXPENSES                           950                --                 950                 --                4,918


NET (LOSS)                                       (950)                --               (950)      $          --       $      (4,918)

NET (LOSS) PER SHARE                    $        (Nil)    $           --    $          (Nil)      $          --       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.


                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2001             2000               2001                 2000        December 31, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (950)    $           --    $          (950)      $          --       $      (4,918)

  Add item not requiring the
   use of cash - amortization                       --                --                  --                 --                1,015

  Increase (decrease) in accounts
   payable                                         950                --                 950                 --                3,903



  Net cash flows from operating
   activities                                       --                --                  --                 --                   --

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                              --                --                  --                 --              (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                             --                --                  --                 --                1,015


  Net Cash flows from financing
   activities                                       --                --                  --                 --                1,015



NET INCREASE (DECREASE) IN CASH                     --                --                  --                 --                   --

CASH BALANCE AT BEGINNING
  OF PERIOD                                         --                --                  --                 --                   --



CASH BALANCE AT END OF
  PERIOD                                $           --    $           --    $             --      $          --       $           --























                 See accompanying Notes to Financial Statements.

                                              MARITIME PARTNERS, LTD.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2001


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three and six months ended December 31, 2001 and 2000 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - For the three and six months ended December 31, 2001, an officer/shareholder of the Company paid $800 and $908, respectively, in expenditures on behalf of the Company. The Company owes a total of $3,753 to the officer/shareholder for expenses paid on behalf of the company since inception.

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


                                                        MARITIME PARTNERS, LTD.



Date:     January 31, 2002                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                           authorized officer)