Form 10QSB
period 2002-03-31
MARITIME PARTNERS LTD
filed 2002-05-14
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                        ---------------------
Title of Class                                     Number of Shares outstanding
                                                             at March 31, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.



                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (unaudited)


                                     ASSETS

                                                                                            June 30,          March 31,
                                                                                              2001              2002



              TOTAL ASSETS                                                                  $      --         $      --



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     340
              Accounts payable - related party                                                  2,845             3,803


              TOTAL LIABILITIES                                                             $   2,953         $   4,143

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                                     --                --

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Capital in excess of par value                                                                     15                15

Deficit accumulated during the development stage                                              (3,968)           (5,158)


              TOTAL STOCKHOLDERS' EQUITY                                                      (2,953)           (4,143)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --         $      --




















                                The  accompanying  notes are an integral part of
the financial statements.



                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2002             2001               2002                 2001          March 31, 2002





REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                     1,190               834                 240                834                5,158


TOTAL OPERATING EXPENSES                         1,190               834                 240                834                5,158


NET (LOSS)                                     (1,190)             (834)               (240)              (834)       $      (5,158)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.



                             MARITIME PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2002             2001               2002                 2001          March 31, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (1,190)    $        (834)    $          (240)      $       (834)     $      (5,158)

  Add item not requiring the
   use of cash - amortization                       --                --                  --                 --                1,015

  Increase (decrease) in accounts
   payable                                         1,190               834                 240                834             4,143



  Net cash flows from operating
   activities                                       --                --                  --                 --                   --

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                              --                --                  --                 --              (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                             --                --                  --                 --                1,015


  Net Cash flows from financing
   activities                                       --                --                  --                 --                1,015

NET INCREASE (DECREASE) IN CASH                     --                --                  --                 --                   --

CASH BALANCE AT BEGINNING
  OF PERIOD                                         --                --                  --                 --                   --



CASH BALANCE AT END OF
  PERIOD                                $           --    $           --    $             --      $          --       $           --

























                 See accompanying Notes to Financial Statements.

                                              MARITIME PARTNERS, LTD.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2002


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the nine and three months ended March 31, 2002 and 2001, and the cash flows for the nine and three months ended March 31, 2002 and 2001.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the three and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - For the three and six months ended March 31, 2002, an officer/shareholder of the Company paid $50 and $958, respectively, in expenditures on behalf of the Company. The Company owes a total of $3,803 to the officer/shareholder for expenses paid on behalf of the company since inception.

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


                                                         MARITIME PARTNERS, LTD.



Date:     May 6, 2002                                         By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                            President and Chief Financial
                                             Officer (chief financial officer
                                               and accounting officer and duly
                                                           authorized officer)