Form 10KSB
period 2002-06-30
MARITIME PARTNERS LTD
filed 2003-01-10
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2002

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2002:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of June 30, 2002, there were 111 stockholders of record.

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


(1)      Filed with the Company's original Form 10-SB.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                            MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002



                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET



                                     ASSETS


                                                                                                      June 30,
                                                                                                        2002
                                                                                                        -----------
CURRENT ASSETS:                                                                                  $                -
                                                                                                        -----------
               Total Current Assets                                                                               -
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                                            $              340
     Accounts payable - related party                                                                         3,803
                                                                                                        -----------
               Total Current Liabilities                                                                      4,143
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                                                               -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 1,000,000 shares issued and outstanding                                                    1,000
     Capital in excess of par value                                                                              15
     Deficit accumulated during the development stage                                                        (5,158)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (4,143)
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------










 The accompanying notes are an integral part of this financial statement.

                                                MARITIME PARTNERS, INC.
                          [A Development Stage Company]


                            STATEMENTS OF OPERATIONS



                                                                              For the                From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2002              2002
                                                                     ------------      -----------       ----------

REVENUE                                                          $              -   $            -   $            -

EXPENSES:
     General and Administrative                                               947            1,190            5,158
                                                                     ------------      -----------       ----------
LOSS BEFORE INCOME TAXES                                                     (947)          (1,190)          (5,158)

CURRENT TAX EXPENSE                                                             -                -                -

DEFERRED TAX EXPENSE                                                            -                -                -
                                                                     ------------      -----------       ----------

NET LOSS                                                     $   (947)          $   (1,190)      $   (5,158)
                                                                     ------------      -----------       ----------

LOSS PER COMMON SHARE                                            $         (.00)    $        (.00)   $       (.00)
                                                                     ------------      -----------       ----------




















                      The accompanying notes are an integral part of these financial statements.


                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994
                              THROUGH JUNE 30, 2002
                                                                                                             Deficit
                                                                                                           Accumulated
                                         Preferred Stock               Common Stock          Capital in    During the
                                       ______________________       ______________________    Excess of    Development
                                      Shares        Amount         Shares        Amount       Par Value       Stage
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, April 20, 1994                       -  $          -              -  $          -   $          -  $          -

Issuance of 1,000,000
  shares of common stock
  for cash of $1,015, or $.001
  per share, April 20, 1994                   -             -      1,000,000         1,000             15             -

Net loss for the period
 ended June 30, 1994                          -             -              -             -              -           (42)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1994                        -             -      1,000,000         1,000             15           (42)

Net loss for the year ended
  June 30, 1995                               -             -              -             -              -          (338)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1995                        -             -      1,000,000         1,000             15          (380)

Net loss for the year ended
  June 30, 1996                               -             -              -             -              -          (320)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1996                        -             -      1,000,000         1,000             15          (700)

Net loss for the year ended
  June 30, 1997                               -             -              -             -              -          (314)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1997                        -             -      1,000,000         1,000             15        (1,014)

Net loss for the year ended
  June 30, 1998                               -             -              -             -              -          (312)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1998                        -             -      1,000,000         1,000             15        (1,326)

Net loss for the year ended
  June 30, 1999                               -             -              -             -              -          (790)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1999                        -             -      1,000,000         1,000             15        (2,116)

Net loss for the year ended
  June 30, 2000                               -             -              -             -              -          (905)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2000                        -             -      1,000,000         1,000             15        (3,021)

Net loss for the year ended
  June 30, 2001                               -             -              -             -              -          (947)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2001                        -             -      1,000,000         1,000             15        (3,968)

Net loss for the year ended
  June 30, 2002 (unaudited)                   -             -              -             -              -        (1,190)
                                     ----------    ----------    -----------    ----------     ----------    ----------

BALANCE, June 30, 2002                        -  $          -      1,000,000  $      1,000   $         15  $     (5,158)
                                      ---------     ---------     ----------     ---------      ---------     ---------

                       The accompanying notes are an integral part of this financial statement.


                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2002              2002
                                                                     ------------      -----------       ----------
Cash Flows Provided by Operating Activities:
   Net loss                                                      $           (947)  $       (1,190)  $       (5,158)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                               -                -            1,015
     Changes is assets and liabilities:
        Increase in accounts payable                                            -              232              340
        Increase in accounts payable - related party                          947              958            3,803
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Operating
                  Activities                                                    -                -                -
                                                                     ------------      -----------       ----------
Cash Flows Provided by Investing Activities:
   Organizational costs                                                         -                -           (1,015)
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Investing
                  Activities                                                    -                -           (1,015)
                                                                     ------------      -----------       ----------
Cash Flows Provided by Financing Activities:
   Proceeds from sale of common stock                                           -                -            1,015
                                                                     ------------      -----------       ----------
                Net Cash Provided by Financing Activities                       -                -            1,015
                                                                     ------------      -----------       ----------
Net Increase (Decrease) in Cash                                                 -                -                -

Cash at Beginning of Period                                                     -                -                -
                                                                     ------------      -----------       ----------
Cash at End of Period                                            $              -   $            -   $            -
                                                                     ------------      -----------       ----------

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                    $              -   $            -   $            -
     Income taxes                                                $              -   $            -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the year ended June 30, 2002:
         None

     For the year ended June 30, 2001:
         None




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

     Unaudited Statements. - The financial statements are unaudited as permitted by 17CFR 210.3-11

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

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

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2002, no options have been granted.

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

     The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $5,200 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,325 and $1,000 as of June 30, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $325 during the year ended June 30, 2001.

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

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Accounts Payable - Related Party - During the years ended June 30, 2002 and 2001, an officer/shareholder of the Company directly paid expenses totaling $958 and $947 on behalf of the Company. At June 30, 2002, the Company owed the shareholder $3,803. No interest is being accrued on the payable.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                         _________________________      June 30,
                                                                       2001               2002            2002
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                         $          (947)   $       (1,190)  $       (5,158)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                  1,000,000        1,000,000        1,000,000
                                                                     ------------      -----------       ----------

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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2002.


                                                       MARITIME PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 29, 2002.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand