Form 10KSB
period 2003-06-30
MARITIME PARTNERS LTD
filed 2003-09-17
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2003

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

Securities registered pursuant to Section 12(b) of the Act:              None

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.


                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of June 30, 2003, there were 111 stockholders of record.

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

Audit Committee

         We do not have an audit committee. The entire Board of Directors serve as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.



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

                           2.1.     Articles of Incorporation(1)
                           2.2      Bylaws(1)

         6.                Material Contracts

                           6.1.     1994 Stock Option Plan(1)


(1)      Filed with the Company's original Form 10-SB.

        (b)                Reports on Form 8-K.

                           Not Applicable.

Item 14. Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2003.


                                                        MARITIME PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 15, 2003.



By:   /s/ Jehu Hand  President, Secretary, Chief Financial Officer and Director
        Jehu Hand

                                                  CERTIFICATIONS
I, Jehu Hand, certify that:

1. I have reviewed this annual report on Form 10-KSB of Maritime
Partners, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The  registrant's   other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 15, 2003

/s/ Jehu Hand
Jehu Hand
Chief Executive and Financial Officer

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003



                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET



                                     ASSETS


                                                                                                      June 30,
                                                                                                        2002
                                                                                                        -----------
CURRENT ASSETS:                                                                                  $                -
                                                                                                        -----------
               Total Current Assets                                                                               -
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                                            $              420
     Accounts payable - related party                                                                         3,803
                                                                                                        -----------
               Total Current Liabilities                                                                      4,223
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                                                               -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 1,000,000 shares issued and outstanding                                                    1,000
     Capital in excess of par value                                                                              15
     Deficit accumulated during the development stage                                                        (5,238)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (4,223)
                                                                                                        -----------
                                                                                                 $                -
                                                                                                      -------------










        The accompanying notes are an integral part of this financial statement.
                                                MARITIME PARTNERS, INC.

   [A Development Stage Company]


                            STATEMENTS OF OPERATIONS



                                                                              For the                From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2002              2002
                                                                     ------------      -----------       ----------

REVENUE                                                          $              -   $            -   $            -

EXPENSES:
     General and Administrative                                                80            1,190            5,238
                                                                     ------------      -----------       ----------
LOSS BEFORE INCOME TAXES                                                      (80)          (1,190)          (5,238)

CURRENT TAX EXPENSE                                                             -                -                -

DEFERRED TAX EXPENSE                                                            -                -                -
                                                                     ------------      -----------       ----------

NET LOSS                                                     $   (80)           $   (1,190)      $   (5,238)
                                                                     ------------      -----------       ----------

LOSS PER COMMON SHARE                                            $         (.00)    $        (.00)   $       (.00)
                                                                     ------------      -----------       ----------




















                      The accompanying notes are an integral part of these financial statements.



                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994
                              THROUGH JUNE 30, 2003
                                                                                                             Deficit
                                                                                                           Accumulated
                                         Preferred Stock               Common Stock          Capital in    During the
                                       ______________________       ______________________    Excess of    Development
                                      Shares        Amount         Shares        Amount       Par Value       Stage
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, April 20, 1994                       -  $          -              -  $          -   $          -  $          -

Issuance of 1,000,000
  shares of common stock
  for cash of $1,015, or $.001
  per share, April 20, 1994                   -             -      1,000,000         1,000             15             -

Net loss for the period
 ended June 30, 1994                          -             -              -             -              -           (42)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1994                        -             -      1,000,000         1,000             15           (42)

Net loss for the year ended
  June 30, 1995                               -             -              -             -              -          (338)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1995                        -             -      1,000,000         1,000             15          (380)

Net loss for the year ended
  June 30, 1996                               -             -              -             -              -          (320)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1996                        -             -      1,000,000         1,000             15          (700)

Net loss for the year ended
  June 30, 1997                               -             -              -             -              -          (314)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1997                        -             -      1,000,000         1,000             15        (1,014)

Net loss for the year ended
  June 30, 1998                               -             -              -             -              -          (312)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1998                        -             -      1,000,000         1,000             15        (1,326)

Net loss for the year ended
  June 30, 1999                               -             -              -             -              -          (790)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1999                        -             -      1,000,000         1,000             15        (2,116)

Net loss for the year ended
  June 30, 2000                               -             -              -             -              -          (905)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2000                        -             -      1,000,000         1,000             15        (3,021)

Net loss for the year ended
  June 30, 2001                               -             -              -             -              -          (947)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2001                        -             -      1,000,000         1,000             15        (3,968)

Net loss for the year ended
  June 30, 2002 (unaudited)                   -             -              -             -              -        (1,190)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2002                        -             -      1,000,000         1,000             15        (5,158)
                                     ----------    ----------    -----------    ----------     ----------    ----------

Net loss for the year ended
  June 30, 2003 (unaudited)                   -             -              -             -              -           (80)
                                     ----------    ----------    -----------    ----------     ----------    ----------

BALANCE, June 30, 2003                        -  $          -      1,000,000  $      1,000   $         15  $     (5,238)
                                      ---------     ---------     ----------     ---------      ---------     ---------

                       The accompanying notes are an integral part of this financial statement.


                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2003             2002              2003
                                                                     ------------      -----------       ----------
Cash Flows Provided by Operating Activities:
   Net loss                                                      $            (80)  $       (1,190)  $       (5,238)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                               -                -            1,015
     Changes is assets and liabilities:
        Increase in accounts payable                                            -              232              420
        Increase in accounts payable - related party                           80              958            3,803
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Operating
                  Activities                                                    -                -                -
                                                                     ------------      -----------       ----------
Cash Flows Provided by Investing Activities:
   Organizational costs                                                         -                -           (1,015)
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Investing
                  Activities                                                    -                -           (1,015)
                                                                     ------------      -----------       ----------
Cash Flows Provided by Financing Activities:
   Proceeds from sale of common stock                                           -                -            1,015
                                                                     ------------      -----------       ----------
                Net Cash Provided by Financing Activities                       -                -            1,015
                                                                     ------------      -----------       ----------
Net Increase (Decrease) in Cash                                                 -                -                -

Cash at Beginning of Period                                                     -                -                -
                                                                     ------------      -----------       ----------
Cash at End of Period                                            $              -   $            -   $            -
                                                                     ------------      -----------       ----------

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                    $              -   $            -   $            -
     Income taxes                                                $              -   $            -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the year ended June 30, 2003:
         None

     For the year ended June 30, 2002:
         None




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

     Unaudited Statements. - The financial statements are unaudited as permitted by 17CFR 210.3-11

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003.

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

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2003, no options have been granted.

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

     The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $5,400 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,730 and $1,710 as of June 30, 2003 and 2002, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $80 during the year ended June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended June 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

                             MARITIME PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Accounts Payable - Related Party - During the years ended June 30, 2002 and 2001, an officer/shareholder of the Company directly paid expenses totaling $958 and $947 on behalf of the Company. At June 30, 2003, the Company owed the shareholder $3,803. No interest is being accrued on the payable.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                         _________________________      June 30,
                                                                       2003               2002            2003
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                         $           (80)   $       (1,190)  $       (5,238)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                  1,000,000        1,000,000        1,000,000

                                                                     ------------      -----------       ----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.