Form 10QSB
period 2004-03-31
MARITIME PARTNERS LTD
filed 2004-05-14
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                       ---------------------
Title of Class                                    Number of Shares outstanding
                                                           at March 31, 2004



Transitional Small Business Format     Yes            No    X

No exhibits included.


                                                         MARITIME PARTNERS, LTD.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS
                                                               (Unaudited)


                                                                 ASSETS

                                                                                            June 30,        March 31,
                                                                                              2003              2004




              TOTAL ASSETS                                                                  $      --         $      --



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     420         $     420
              Accounts payable - related party                                                  3,803             3,803


              TOTAL LIABILITIES                                                             $   4,223         $   4,223

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Capital in excess of par value                                                                     15                15

Deficit accumulated during the development stage                                              (5,238)           (5,238)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (4,223)           (4,223)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --         $      --




















                                The  accompanying  notes are an integral part of
the financial statements.




                                                         MARITIME PARTNERS, LTD.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)



                                                                                                                       CUMULATIVE
                                                    FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   March 31,                         March 31,                       TO
                                              2004             2003               2004                 2003        March 31, 2004





REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                        --                --                  --                 --                5,238


TOTAL OPERATING EXPENSES                            --                --                  --                 --                5,238


NET (LOSS)                                                            --                  --                 --       $      (5,238)

NET (LOSS) PER SHARE                    $                 $        (Nil)    $             --      $       (Nil)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                          See accompanying Notes to Financial Statements.


                                                         MARITIME PARTNERS, LTD.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)


                                                                                                                       CUMULATIVE
                                                    FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   March 31,                         March 31,                       TO
                                              2004             2003               2004                 2003        March 31, 2004



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























                        See accompanying Notes to Financial Statements.

                                              MARITIME PARTNERS, LTD.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 March 31, 2004


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three and nine months ended March 31, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2004 audited financial statements. The results of operations for the three and nine months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


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

   (c) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls in the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                                     MARITIME PARTNERS, LTD.



Date:     May 13, 2004                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                          authorized officer)