Form 10QSB/A
period 2003-09-30
MARITIME PARTNERS LTD
filed 2004-10-14
CIK 1092798

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      1,000,000
----------------------------------                -----------------------------
Title of Class                                   Number of Shares outstanding
                                                        at September 30, 2003


Transitional Small Business Format     Yes            No    X

No exhibits included.


                                              MARITIME PARTNERS, INC.
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                  June 30,        September 30,

                                                                                    2003              2003
             CURRENT ASSETS                                                     $       -         $      -
                                                                                   --------          -------
             Total   Current  Assets
                                                                                 $      _-      $         -               -
                                                                                  =========         ========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                                                              $     823         $    823
    Accounts payable - related party                                                  3,803            3,803
                                                                                  ---------         --------
    Total  Current Liabilities                                                    $   4,626         $  4,626

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,641)          (5,641)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                             (4,626)        (4,626)
                                                                                     -------       ----------------


                                                                                   $              $

Note: The balance sheet at June 30, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of the financial statements.


                                              MARITIME PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                      CUMULATIVE
                                                         FOR THE THREE                FROM INCEPTION
                                                          MONTHS ENDED                (April 20, 1994)
                                                          September 30,                      TO
                                                  2003               2002       September 30, 2003

REVENUE                                 $            -    $            -    $___________-
                                        --------------    --------------    -------------

EXPENSES:
 General and Administrative                          -                 -             5,641
                                        --------------    --------------     -------------

LOSS BEFORE INCOME
 TAXES                                                -                 -          (5,641)

CURRENT TAX EXPENSE                                  -                  -                -

DEFERRED TAX EXPENSE                       __________-    __________-         __________-

NET LOSS                                 $           -       $       -            $(5,641)
                                         =============     ==========          ===========


LOSS PER COMMON SHARE                 $_________-     $_________-            $____(.01)
                                                                                   ----













          The accompanying notes are an integral part of these unaudited condensed financial statements.




                                              MARITIME PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                       CUMULATIVE
                                                  FOR THE THREE                FROM INCEPTION
                                                     MONTHS ENDED                (April 20, 1994)
                                                  September 30,                      TO
                                           2003                  2002             September 30, 2003

Cash Flows from Operating Activities:

  Net loss                              $                 $                       $                  (5,641)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Amortization                                 -                     -                                 1,015

  Changes in assets and liabilities:
    Increase  in   accounts   payable          -                     -                                    823
   Increase  in accounts payable-related
party                                                                                                    3,803
 Net Cash Provided  by  Operating  Activities    -                   -

Cash Flows from Investing Activities:
   Payments of organization costs                                                                      (1,015)

      Net Cash (Used) by Financing Activities    --                 --                                 (1,015)
                                          ------------     ------------                     -------------------


Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                                                  1,015
                                        --------------    --------------          --------------------------

  Net Cash flows fromFinancing Activities           --                --                                1,015
                                          -----------        ------------                        ------------


Net Increase (Decrease) in Cash                      -                 -                                   -

Cash Balance at Beginning of Period                  -                 -                                   -
                                        --------------    --------------          --------------------------


Cash at End of Period                   $            -    $            -          $                        -
                                        ==============    ==============          ==========================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
     Interest                           $            -    $             -         $                          -
     Income   taxes                     $            -    $             -         $                           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended September 30, 2003:
         None

For the three months ended September 30, 2003:
        None



          The accompanying notes are an integral part of these unaudited condensed financial statements.

                                               MARITIME PARTNERS, INC.
                                        (A Company in the Development Stage)


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30 2003 and June 30, 2003.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2003, no options have been granted.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109
                                   "Accounting for Income Taxes". SFAS 109
requires

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 3 - INCOME TAXES  -  CONTINUED

     the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. he Company has available at September 30, 2003, unused operating loss carryforwards of approximately $5,600 which may be applied against future taxable income and which expire in various years through 2024.

      The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,900 and $1,900 as of September 30, 2003 and 2002, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $0 during the three months ended September 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the three months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Accounts Payable - Related Party - During the three months ended September 30, 2003 and 2002, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At September 30, 2003, the Company owed the shareholder $3,803. No interest is being accrued on the payable.

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




                                                MARITIME PARTNERS, INC.
                                             [A Development Stage Company]

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                            For the Three            From Inception
                                                                            months ended              on April 20,
                                                                            September 30,             1994 Through
                                                                         _________________________    September 30,
                                                                       2003               2002            2003
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                     $   -             $    -            $   (5,641)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                  1,000,000        1,000,000        1,000,000
                                                                     ------------      -----------       ----------

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


                                                         MARITIME PARTNERS, INC.



Date:     June 17, 2004                                       By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                             Officer (chief financial officer
                                                 and accounting officer and duly
                                                    authorized officer)