Form 10QSB/A
period 2003-12-31
MARITIME PARTNERS LTD
filed 2004-10-14
CIK 1092798

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

                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                                                June 30,       December 31,
                                                                                  2003             2003

CURRENT ASSETS                                                              $            --    $          --
                                                                            ---------------    -------------
    Total Current Assets                                                                 --               --
                                                                            ---------------    -------------
                                                                            $            --    $          --
                                                                            ===============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                        $           823    $         873
    Accounts payable - related party                                                  3,803            3,803
                                                                            ---------------    -------------
          Total Current Liabilities                                         $         4,626    $       4,676

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,641)          (5,691)
                                                                            ---------------    -------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (4,626)          (4,676)
                                                                            ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                        $            --    $          --
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


                                              MARITIME PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                                                                     FROM INCEPTION
                                                                             FOR THE THREE                 FOR THE SIX ON APRIL 20
                                                                             MONTHS ENDED                 MONTHS ENDED1994 THROUGH
                                                                              DECEMBER 31,                DECEMBER 31, DECEMBER 31
                                                        2003             2002                2003             2002        2003




REVENUES                     $           --        $          --     $          --      $         --     $             --
                             --------------        -------------     -------------      ------------     ----------------

EXPENSES
  General and Administrative             50                   50                50                50                5,691
                             --------------        -------------     -------------      ------------     ----------------

LOSS BEFORE INCOME TAXES               (50)                 (50)              (50)              (50)              (5,691)

CURRENT TAX EXPENSE                      --                   --                --                --                   --

DEFERRED TAX EXPENSE                     --                   --                --                --                   --
                             --------------        -------------     -------------      ------------     ----------------

NET (LOSS)                   $         (50)        $        (50)     $        (50)      $       (50)     $        (5,691)
                             --------------        -------------     -------------      ------------     ----------------

LOSS PER COMMON SHARE        $        (.00)        $       (.00)     $       (.00)      $      (.00)     $          (.01)
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



                                              MARITIME PARTNERS, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS




                                                                                           FROM INCEPTION
                                                                FOR THE SIX                  ON APRIL 20,
                                                              MONTHS ENDED                  1994 THROUGH
                                                     DECEMBER 31,                            DECEMBER 31,
                                                      2003          2002                          2003

Cash Flows from Operating Activities:
  Net (Loss)                            $         (50)    $         (50)        $                  (5,691)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Amortization                                 --                --                             1,015
       Changes in assets and liabilities:
         Increase in accounts payable               50                50                               873
         Increase in accounts payable
              - related party                       --                --                             3,803
                                        --------------    --------------        --------------------------
  Net cash provided by Operating  Activities       --                 --                                --
                                                ------        ----------                    --------------


Cash Flows from Investing Activities:
  Payment of organization costs                     --                --                           (1,015)
                                        --------------    --------------        --------------------------
     Net Cash (Used) by Investing   Activities      --                --                           (1,015)
                                                ------        ----------               -------------------

Cash flows from Financing Activities:
  Proceeds from sale of common stock                --                --                             1,015
                                        --------------    --------------        --------------------------
   Net Cash Provided by Financing Activities        --                --                             1,015
                                                ------        ----------                 -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                   $    --      $        --          $            --
                                               ------            -------                   --------------
   Income taxes                         $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the six months ended December 31, 2003: None
For the six months ended December 31, 2002: None




           The accompanying notes are an integral part of these unaudited condensed financial statements.

                                               MARITIME PARTNERS, INC.
                                            (A Development Stage Company)

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                  December 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Maritime Partners, Inc.("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred  Stock - The Company has  authorized  1,000,000  shares of preferred stock,  $.001 par value,  with such
rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003 and June 30, 2003.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of December 31, 2003, no options have been granted.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, unused operating loss carryforwards of approximately $5,600 which may be applied against future taxable income and which expire in various years through 2024.

                                                MARITIME PARTNERS, INC.
                                             [A Development Stage Company]

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES  -  CONTINUED

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,900 and $1,900 as of December 31, 2003 and June 30, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $0 during the six months ended December 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the six months ended December 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - During the six months ended December 31, 2003 and 2002, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At December 31, 2003, the Company owed the shareholder $3,803. No interest is being accrued on the payable.

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

                                              MARITIME PARTNERS, INC.
                                             [A Development Stage Company]

                            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                                      FROM INCEPTION
                                         FOR THE THREE                 FOR THE SIX                      ON APRIL 20
                                         MONTHS ENDED                 MONTHS ENDED                  1994 THROUGH
                                             DECEMBER 31,                DECEMBER 31,                DECEMBER 31
                                    2003             2002                2003             2002        2003

Loss from continuing operations
available to common
shareholders (numerator)     $         (50)        $        (50)     $        (50)      $       (50)     $        (5,691)
                             --------------        -------------     -------------      ------------     ----------------

Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                     1,000,000            1,000,000         1,000,000         1,000,000            1,000,000
                             --------------        -------------     -------------      ------------     ----------------

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