Form 10KSB
period 2004-06-30
MARITIME PARTNERS LTD
filed 2005-05-20
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2004

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             ------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2004:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.


                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has not traded. As of June 30, 2004, there were 111 stockholders of record.

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

         Jehu Hand has been President, Chief Financial Officer and Secretary of the Company since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a licensed real estate broker and a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc. He has been a director and Chief
Financial Officer of California Service Stations since 1994, and he currently devotes 10 hours per week to California Service Stations. He is also director of Worldwide Manufacturing Company USA, Inc.


Code of Ethics

         The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a small public company whose shares have not yet traded. We have limited resources and expect to develop a code of ethics by the end of calendar 2004.

Audit Committee Financial Expert

         The Company does not have an audit committee. The entire board of directors, which consists of Jehu Hand, functions as the audit committee. The Company does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

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

                           2.1.     Articles of Incorporation(1)
                           2.2      Bylaws(1)

         6.                Material Contracts

                           6.1.     1994 Stock Option Plan(1)


(1)      Filed with the Company's original Form 10-SB.

        (b)                Reports on Form 8-K.

                           Not Applicable.

Item 14. Controls and Procedures.

  Not Applicable

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Pritchett, Siler & Hardy, PC, billed us $0 and $0 for audit fees and review of quarterly filings in the fiscal years ended June 30, 2004 and 2003, respectively.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2004 were performed by persons' other than Pritchett, Siler &
 Hardy, PC `s permanent full time
employees.

There were $0, $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Pritchett, Siler & Hardy, PC during the year ended June 30, 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Pritchett, Siler & Hardy, PC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 2004.


                                                        MARITIME PARTNERS, LTD.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 23, 2005.



By:    /s/ Jehu Hand  President, Secretary, Chief Financial Officer and Director
        Jehu Hand

                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004


                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]




                                    CONTENTS

                                                                                                        PAGE

                   Report of Independent Registered Public
                         Accounting Firm                                                                   1


                      Balance Sheet, June 30, 2004                                                         2


                      Statements  of  Operations,  for the years  ended June 30,
                         2004 and  2003 and for the  period  from  inception  on
                         April 20, 1994 through
                         June 30, 2004                                                                     3


                      Statements of  Comprehensive  Income,  for the years ended
                         June  30,  2004  and  2003  and  for  the  period  from
                         inception on April 20, 1994
                         through June 30, 2004                                                             4


                     Statement of Stockholders' Equity (Deficit),
                         from inception on April 20, 1994 through
                         June 30, 2004                                                                 5 - 6


                      Statements  of Cash  Flows,  for the years  ended June 30,
                         2004 and  2003 and for the  period  from  inception  on
                         April 20, 1994 through
                         June 30, 2004                                                                     7


                      Notes to Financial Statements                                                    8 - 11



                     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
MARITIME PARTNERS, LTD.
Dana Point, California

We have audited the accompanying balance sheet of Maritime Partners, Ltd. [a development stage company] as of June 30, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Maritime Partners, Ltd. from inception on April 20, 1994 through ended June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements. The financial statements as of June 30, 2000 reflect an accumulated deficit of $3,021. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Maritime Partners, Ltd. [a development stage company] as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and for the period from inception on April 20, 1994 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
August 29, 2004


                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                                                      June 30,
                                                                                                        2004
                                                                                                        -----------
CURRENT ASSETS
     Cash and cash equivalents                                                                   $            2,593
     Available-for-sale securities                                                                          408,908
                                                                                                        -----------
               Total Current Assets                                                                         411,501
                                                                                                        -----------
                                                                                                 $          411,501
                                                                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                            $              669
     Accounts payable - related party                                                                         3,803
     Note payable - related party                                                                           400,000
                                                                                                        -----------
               Total Current Liabilities                                                                    404,472
                                                                                                        -----------
OTHER LIABILITIES:
     Deferred tax liability                                                                                     781
                                                                                                        -----------
               Total Liabilities                                                                            405,253
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                           -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                                                                                            1,000
     Capital in excess of par value                                                                           3,785
     Accumulated other comprehensive income                                                                   5,964
     Deficit accumulated during the
       development stage                                                                                     (4,501)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                           6,248
                                                                                                        -----------
                                                                                                 $          411,501
                                                                                                      -------------

                       The accompanying notes are an integral part of this financial statement.



                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
REVENUE                                                              $             -  $             -   $             -

EXPENSES:
     General and administrative                                                  549              154             6,190
                                                                        ------------     ------------      ------------
INCOME (LOSS) FROM OPERATIONS                                         $         (549)  $            -        $   (6,190)

OTHER INCOME (EXPENSE):
     Gain (loss) on available-for-sale securities                              1,636                -             1,636
     Dividend income                                                           1,632                -             1,632
     Interest expense - related party                                         (3,770)               -            (3,770)
                                                                        ------------     ------------      ------------
               Total Other Income (Expense)                                     (502)               -              (502)
                                                                        ------------     ------------      ------------
LOSS BEFORE INCOME TAXES                                                      (1,051)            (154)           (6,692)

CURRENT TAX EXPENSE                                                              101                -               101

DEFERRED TAX EXPENSE                                                          (2,292)               -            (2,292)
                                                                        ------------     ------------      ------------

NET INCOME (LOSS)                                                    $         1,140  $          (154)  $        (4,501)
                                                                        ------------     ------------      ------------

LOSS PER COMMON SHARE                                                $          .00   $         (.00)   $         (.01)
                                                                        ------------     ------------      ------------















                      The accompanying notes are an integral part of these financial statements.



                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------

NET INCOME (LOSS)                                                    $         1,140  $          (154)  $        (4,501)

OTHER COMPREHENSIVE INCOME:

     Gain (loss) on available-for-sale securities
       arising during the period (net of income
       taxes of $3,073 and $0, respectively)                                   7,600                -             7,600
     Plus reclassification adjustment for (gains)
       losses included in net income                                          (1,636)               -            (1,636)
                                                                        ------------     ------------      ------------
COMPREHENSIVE INCOME (LOSS)                                            $       7,104         $  (154)         $   1,463
                                                                        ------------     ------------      ------------



























                      The accompanying notes are an integral part of these financial statements.


                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2003


                                                                                                                Deficit
                                                                                             Accumulated      Accumulated
                                   Preferred Stock          Common Stock       Capital in       Other         During the
                                       ______________________________________   Excess of   Comprehensive     Development
                                  Shares      Amount      Shares      Amount    Par Value       Income           Stage
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, April 20, 1994                  -  $       -            -   $      -   $       -   $           -  $             -

Issuance of 1,000,000 shares
of common stock for cash of
$1,015, or $.001 per share,
  April 20, 1994                         -          -    1,000,000      1,000          15               -                -

Net loss for the period ended
 April 20, 1994                          -          -    1,000,000      1,000          15               -                -
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1994                   -          -    1,000,000      1,000          15               -              (42)

Net loss for the year ended
June 30, 1995                            -          -            -          -           -               -             (338)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1995                              -    1,000,000      1,000          15               -             (380)

Net loss for the year ended
 June 30, 1996                           -          -            -          -           -               -             (320)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1996                   -          -    1,000,000      1,000          15               -             (700)

Net loss for the year ended
 June 30, 1997                           -          -            -          -           -               -             (314)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1997                   -          -    1,000,000      1,000          15               -           (1,014)

Net loss for the year ended
 June 30, 1998                           -          -            -          -           -               -             (312)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1998                   -          -    1,000,000      1,000          15               -           (1,326)

Net loss for the year ended
 June 30, 1999                           -          -            -          -           -               -             (790)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 1999                   -          -    1,000,000      1,000          15               -           (2,116)

Net loss for the year ended
 June 30, 2000                           -          -            -          -           -               -             (905)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 2000                   -          -    1,000,000      1,000          15               -           (3,021)

Net loss for the year ended
 June 30, 2001                           -          -            -          -           -               -             (947)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 2001                   -          -    1,000,000      1,000          15               -           (3,968)

Net loss for the year ended
 June 30, 2002                           -          -            -          -           -               -           (1,519)

                                   [Continued]
                                           MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE DATE OF INCEPTION ON APRIL 20, 1994

                              THROUGH JUNE 30, 2003

                                   [Continued]


                                                                                                               Deficit
                                                                                            Accumulated      Accumulated
                                     Preferred Stock      Common Stock        Capital in       Other         During the
                                 _______________________________Excess of       ComprehensiveDevelopment
                                  Shares       Amount     Shares    Amount     Par Value       Income           Stage
                                 ---------    -------    ---------    -------    --------     -----------    -------------

BALANCE, June 30, 2002                   -          -    1,000,000      1,000          15               -           (5,487)

Net loss for the year ended
 June 30, 2003                           -          -            -          -           -               -             (154)
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 2003                   -          -    1,000,000      1,000          15               -           (5,641)

Unrealized holding gain (loss)           -          -            -          -           -           5,964                -

Accrued interest forgiven
  recorded as contribution
  to capital                             -          -            -          -       3,770               -                -

Net loss for the year ended
 June 30, 2004                           -          -            -          -           -               -            1,140
                                 ---------    -------    ---------    -------    --------     -----------    -------------
BALANCE, June 30, 2004                   -          -    1,000,000      1,000       3,785           5,964           (4,501)
                                 ---------    -------    ---------    -------    --------     -----------    -------------




























                       The accompanying notes are an integral part of this financial statement.


                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                  $        1,140   $         (154)   $       (4,501)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                                  -                -             1,015
     Gain on sale of available-for-sale securities                            (1,636)               -            (1,636)
     Non-cash interest expense                                                 3,770                -             3,770
     Changes in assets and liabilities:
       Increase in accounts payable                                             (154)             154               669
       Increase in accounts payable - related party                                -                -             3,803
       Increase in deferred tax liability                                     (2,292)               -            (2,292)
                                                                        ------------     ------------      ------------
               Net Cash Provided by Operating Activities                         828                -               828
                                                                        ------------     ------------      ------------

Cash Flows from Investing Activities:
   Payments of organization costs                                                  -                -            (1,015)
   Proceeds from sales of available-for-sale securities                     (419,137)               -          (419,137)
   Payments to purchase available-for-sale securities                         20,902                -            20,902
                                                                        ------------     ------------      ------------
               Net Cash (Used) by Investing Activities                      (398,235)               -          (399,250)
                                                                        ------------     ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                              -                -             1,015
   Proceeds from note payable - related party                                400,000                -           400,000
                                                                        ------------     ------------      ------------
               Net Cash Provided by Financing Activities                     400,000                -           401,015
                                                                        ------------     ------------      ------------

Net Increase (Decrease) in Cash                                                2,593                -             2,593

Cash at Beginning of Period                                                        -                -                 -
                                                                        ------------     ------------      ------------

Cash at End of Period                                                $         2,593  $             -   $         2,593
                                                                        ------------     ------------      ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                        $             -  $             -   $             -
     Income taxes                                                    $             -  $             -   $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the year ended June 30, 2004:
     The Company recorded an unrealized holding gain on available-for-sale securities of $5,964, net of taxes.

     A shareholder of the Company forgave accrued interest totaling $3,770. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

   For the year ended June 30, 2003:
     None

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

     Fiscal Year - The Company's fiscal year end is June 30.

     Investments - The Company's investments, which are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value with changes in fair value being included in earnings. Investments for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. Investments not classified as either held-to-maturity or trading securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value with changes in fair value being excluded from earnings and recorded net of tax as a separate component of equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

     The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

                                                                                                      June 30,
                                                                                                        2004
                                                                                                        -----------
Publicly-traded corporations, partnerships & trusts:
                  Amortized cost                                                                 $          399,871
                  Unrealized gains                                                                            9,037
                  Unrealized losses                                                                               -
                                                                                                        -----------
                  Estimated Fair Value                                                           $          408,908

                                                                                                         -----------

NOTE 3 - NOTE PAYABLE

     In May 2004, the Company issued a $400,000 note payable to an entity related to a shareholder of the Company. The note is due on demand and accrues interest at 8% per annum. The entity related to a shareholder of the Company is forgiving the accrued interest on the note. Through June 30, 2004 the entity has forgiven $3,770 of accrued interest. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $1,015 (or approximately $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2004, no options have been granted.

                             MARITIME PARTNERS, LTD.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, unused operating loss carryforwards of approximately $6,700 which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards at June 30, 2004, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards as of June 30, 2004. The deferred tax assets are approximately $2,300 and $1,900 and the deferred tax liabilities are approximately $3,100 and $0 as of June 30, 2004 and 2003, respectively, with an offsetting valuation allowance of approximately $0 and $1,900 as of June 30, 2004 and June 30, 2003, respectively, resulting in a change in the valuation allowance of approximately $(1,900) during the year ended June 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - During the years ended June 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At June 30, 2004, the Company owed the shareholder $3,803. No interest is being accrued on the payable.

     In May 2004, the Company borrowed $400,000 from an entity related to a shareholder of the Company [See Note 3].

     Management Compensation - For the years ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                 For the                From Inception
                                                                                Year Ended               on April 20,
                                                                                 June 30,                1994 Through
                                                                            _________________________      June 30,
                                                                          2004              2003             2004
                                                                        ------------     ------------      ------------
         Loss from continuing operations
         available to common shareholders
         (numerator)                                                 $         1,140  $          (154)  $        (4,501)
                                                                        ------------     ------------      ------------
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                                                     1,000,000        1,000,000         1,000,000
                                                                        ------------     ------------      ------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.