Form 10QSB
period 2004-09-30
MARITIME PARTNERS LTD
filed 2005-11-03
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

at September 30, 2004

Transitional Small Business Format     Yes            No    X

No exhibits included.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                                                                                                               June 30,        September 30,

                                                                                                                                  2004                 2004

CURRENT ASSETS

Cash and Cash equivalents

$

2,593

$

4,343

Marketable Securities

408,908

452,492

Total Current Assets

$

411,501

$

456,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable

$

669

$

369

Accounts payable - related party

3,803

3,803

Note payable – related party

400,000

400,000

Total  Current Liabilities

$

404,472

$

404,172

OTHER LIABILITIES

Deferred tax liability

781

5,457

Total Liabilities

405,253

409,629

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

-

-

Common Stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding

1,000

1,000

Capital in excess of par value

3,785

11,851

Accumulated other comprehensive income

5,964

40,359

Deficit accumulated during the development stage

(4,501)

(6,004)

Total Stockholders’ Equity (Deficit)

6,248

47,206

$

411,501

$

456,835

Note: The balance sheet at June 30, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                                      CUMULATIVE

                                                                                FOR THE THREE                  FROM INCEPTION

                                                                               MONTHS ENDED                     (April 20, 1994)

                                                                                   September 30,                                     TO

                                                                              2004                 2003                   September 30, 2004

REVENUE

-

-

-

EXPENSES:

General and Administrative

4,009

-

10,199

INCOME (LOSS) BEFORE

   INCOME TAXES

(4,009)

-

(10,199)

OTHER INCOME (EXPENSE)

Gain (loss) on available-for-sale

securities

6,221

-

7, 857

Dividend income

4,978

-

6,610

Interest expense - related party

(8,066)

-

(11,836)

Total other income (expense)

3,133

-

2,631

INCOME (LOSS) BEFORE

   INCOME TAXES

(876)

-

(7,568)

CURRENT TAX EXPENSE

-

-

101

DEFERRED TAX EXPENSE

   (BENEFIT)

627

-

(1,665)

NET INCOME

$

(1,503)

$

-

$

(6,004)

INCOME (LOSS)

   PER COMMON SHARE

$

(.00)

$

-

$

(.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                     For the Three               From Inception

                                                                                                   Months Ended                  on April 20,

                                                                                                    September 30,               1994 Through

                                                                                          _______________________        September 30,

                                                                                                 2004                  2003             2004

                                                                                           __________     __________    ____________

NET INCOME (LOSS)

$

(1,503)

$

-

$

(6,004)

OTHER COMPREHENSIVE INCOME:

Gain (loss) on available-for-sale securities

  arising during the period (net of income

  taxes of $4,049 and $0, respectively)

40,616

-

48,216

Plus reclassification adjustment for (gains)

  losses included in net income

(6,221)

-

(7,857)

__________

__________

____________

COMPREHENSIVE INCOME (LOSS)

$

32,892

$

-

$

34,355

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                                            CUMULATIVE

                                                                                                                FOR THE THREE                          FROM INCEPTION

                                                                                                               MONTHS ENDED                                (April 20, 1994)

                                                                                                                    September 30,                                              TO

                                                                                                            2004                        2003                       September 30, 2004

Cash Flows from Operating Activities:

  Net Income (loss)

$

(1,503)

$

-

$

(6,004)

  Adjustments to reconcile net loss to net cash used by

    operating activities:

  Amortization

 -

-

1,015

  (Gain) on sale of available-for-sale securities

(6,221)

-

(7,857)

  Non-cash interest expense

8,066

-

11,836

  Changes in assets and liabilities:

    Increase (decrease) in accounts payable

 (300)

 -

369

    Increase (decrease) in accounts payable-related party

-

-

3,803

    Increase in deferred tax liability

627

-

(1,665)

               Net Cash Provided by

  Operating Activities

669

-

1,497

Cash Flows from Investing Activities:

  Payments of organization costs

-

-

(1,015)

  Payments to purchase available-for-sale securities

(69,880)

-

(489,017)

  Proceeds from sale of available-for-sale securities

70,961

-

91,863

      Net Cash (Used) by

                 Investing Activities

1,081

-

(398,169)

Cash Flows from Financing Activities:

   Proceeds from note payable - related party

-

-

400,000

   Proceeds from sale of common stock

-

-

1,015

  Net Cash flows from

     Financing Activities

-

-

401,015

Net Increase (Decrease) in Cash

 1,750

-

4,343

Cash Balance at Beginning of Period

2,593

-

-

Cash at End of Period

$

4,343

$

-

$

4,343

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

$

--

$

--

     Income taxes

$

309

$

--

$

410

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the three months ended September 30, 2004:

         The Company recorded an unrealized holding gain on available-for-sale securities of $34,395 net of taxes.

A shareholder of the Company forgave accrued interest totaling $8,066.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the three months ended September 30, 2003:

        None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Maritime Partners, Ltd. (“the Company”) was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions.  The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan.  Due to the Company’s lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities.  Business opportunities in which the Company may participate will likely be highly risky and speculative.  Since inception, the Company’s activities have been limited to organizational matters.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company=s June 30, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Investments - The Company’s investments, which are bought and held principally for the purpose of selling them in the near term, are classified as trading securities.  Trading securities are recorded at fair value with changes in fair value being included in earnings.  Investments for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost.  Investments not classified as either held-to-maturity or trading securities are classified as available-for-sale.  Available-for-sale securities are recorded at fair value with changes in fair value being excluded from earnings and recorded net of tax as a separate component of equity in accordance with Statement of Financial Accounting Standards no. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

Income Taxes  -  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  [See Note 8]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

                                                                                                                   September 30,

                                                                                                                            2004

Publicly-traded corporations, partnerships & trusts:

Amortized cost

$

405,012

Unrealized gains

47,480

Unrealized losses

-

Estimated Fair Value

$

452,492

NOTE 3 - NOTE PAYABLE

In May 2004, the Company issued a $400,000 note payable to an entity related to a shareholder of the Company.  The note is due on demand and accrued interest at 8% per annum.  The entity related to a shareholder of the Company is forgiving the accrued interest on the note.  Through September 30, 2004 the entity has forgiven $11,836 of accrued interest.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30 2004 and June 30, 2004.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.  Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of September 30, 2003, no options have been granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2004, unused operating loss carryforwards of approximately $11,100 which may be applied against future taxable income and which expire in various years through 2025.

 The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  The deferred tax assets are approximately $1,700 and $2,300 and the deferred tax liabilities are approximately $7,100 and $3,100 as of September 30, 2004 and June 30, 2004.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party - During the three months ended September 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  At September 30, 2004, the Company owed the shareholder $3,803.  No interest is being accrued on the payable.

In May 2004, the Company borrowed $400,000 from an entity related to a shareholder of the Company [See Note 3].

Management Compensation - For the three months ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                                     For the Three          From Inception

                                                                                                    months ended              on April 20,

                                                                                                    September 30,           1994 Through

                                                                                    ________________________   September 30,

                                                                                             2004                  2003              2004

                                                                                      ____________

   __________

Income (loss) from continuing operations

available to common shareholders

(numerator)

$

(1,503)

$

-

$

(6,004)

____________

___________

__________

Weighted average number of common shares

outstanding used in loss per share for the

period (denominator)

1,000,000

1,000,000

1,000,000

____________

___________

__________

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

October 30, 2004

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)