Form 10QSB
period 2004-12-31
MARITIME PARTNERS LTD
filed 2005-11-03
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

at December 31, 2004

Transitional Small Business Format     Yes            No    X

No exhibits included.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

                                                                                                                               June 30,       December 31,

                                                                                                                                 2004                 2004

CURRENT ASSETS

Cash

$

2,593

$

1,787

Marketable Securities

408,908

492,257

Total Current Assets

$

411,501

$

494,044

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

669

$

369

Accounts payable - related party

3,803

3,803

Note payable – related party

400,000

400,000

Total Current Liabilities

$

404,472

$

404,172

OTHER LIABILITIES

Deferred tax liability

781

9,128

Total Liabilities

405,253

413,300

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding

1,000

1,000

Capital in excess of par value

3,785

19,916

Accumulated other comprehensive income

5,964

60,618

Deficit accumulated during the development stage

(4,501)

(790)

Total Stockholders’ Equity (Deficit)

(6,248)

(80,744)

$

411,501

$

494,044

Note: The balance sheet at June 30, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                                                                      FROM INCEPTION

                                                                                       FOR THE THREE                                  FOR THE SIX                            ON APRIL 20

                                                                                      MONTHS ENDED                              MONTHS ENDED                     1994 THROUGH

                                                                                          DECEMBER 31,                                  DECEMBER 31,                       DECEMBER 31

                                                                                   2004                          2003                      2004

2003                       2004

REVENUES

$

-

$

-

$

-

$

-

$

-

EXPENSES:

  General and Administrative

313

50

4,322

50

10,512

INCOME (LOSS) FROM

   OPERATIONS

(313)

(50)

(4,322)

(50)

(10,512)

OTHER INCOME (EXPENSE):

  Gain (Loss) on available-for-sale

     securities

9,045

-

15,266

-

16,902

  Dividend income

4,820

-

9,798

-

11,430

  Interest expense - related party

(8,066)

-

(16,132)

-

(19,902)

    Total Other Income (expense)

5,799

-

8,932

-

8,430

INCOME (LOSS) BEFORE

  INCOME TAXES

5,486

-

4,610

-

(2,082)

CURRENT TAX EXPENSE

-

-

-

-

101

DEFERRED TAX EXPENSE

272

-

899

-

(1,393)

NET INCOME (LOSS)

$

5,214

$

(50)

$

3,711

$

(50)

$

(790)

INCOME (LOSS) PER COMMON

  SHARE

$

.00

$

(.00)

$

.00

$

(.00)

$

(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   For the Three                             For the Six                   From Inception

                                                                              Months Ended                         Months Ended                     on April 20,

                                                                               December 31,                           December 31,                1994 Through

                                                                          ____________________         ____________________        December 31,

                                                                           2004                 2003                 2004                2003                 2004

                                                                      _________       _________       _________       _________     ____________

NET INCOME (LOSS)

$

5,214

$

(50)

$

3,711

$

(50)

$

(790)

OTHER COMPREHENSIVE

  INCOME:

Gain (loss) on available-for-sale

  securities arising during the

  period (net of income taxes of

  $3,400, $0, $7,449, $0, $10,522,

       respectively)

29,303

-

69,919

-

77,520

Plus reclassification adjustment

  for (gains) losses included in

  net income

(9,045)

-

(15,266)

-

(16,902)

_________

_________

_________

_________

____________

COMPREHENSIVE INCOME

  (LOSS)

$

25,472

$

(50)

$

58,364

$

(50)

$

59,828

_________

_________

_________

_________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                            FROM INCEPTION

                                                                                                          FOR THE SIX                             ON APRIL 20,

                                                                                                      MONTHS ENDED                         1994 THROUGH

                                                                                                        DECEMBER 31,                            DECEMBER 31,

                                                                                                     2004                       2003                             2004

Cash Flows from Operating Activities:

  Net (Loss)

$

3,711

$

(50)

$

(790)

  Adjustments to reconcile net loss to net cash

     used by operating activities:

       Amortization

-

-

1,015

       Gain on sale of available-for-sale securities

(15,266)

-

(16,902)

       Non-cash interest expense

16,131

-

19,901

       Changes in assets and liabilities:

         Increase in accounts payable

(300)

-

369

         Increase in accounts payable - related party

-

50

3,803

         Increase in deferred tax liability

899

-

(1,393)

 Net cash provided by

                   Operating  Activities

5,175

-

6,003

Cash Flows from Investing Activities:

  Payments to purchase available-for-sale securities

(149,143)

-

(568,280)

  Proceeds from sale of available-for-sale securities

143,162

-

164,064

  Payment of organization costs

-

-

(1,015)

       Net Cash (Used) by Investing  Activities

(5,981)

-

(405,231)

Cash flows from Financing Activities:

  Proceeds from note payable - related party

-

-

400,000

  Proceeds from sale of common stock

-

-

1,015

     Net Cash Provided by Financing  Activities

-

-

401,015

Net Increase (Decrease) in Cash

(806)

-

1,787

Cash at Beginning of Period

2,593

-

-

Cash at End of Period

$

1,787

$

-

$

1,787

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

   Interest

$

-

$

-

$

-

   Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash investing and Financing Activities:

For the six months ended December 31, 2004:

  The Company recorded an unrealized holding gain on available-for-sale securities of $54,653 net of taxes.

A shareholder of the Company forgave accrued interest totaling $16,131.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the six months ended December 31, 2003: None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2004

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s June 30, 2004 audited financial statements.  The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

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

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

                                                                                                                         December 31,

                                                                                                                                 2004

Publicly-traded corporations, partnerships & trusts:

Amortized cost

$

422,114

Unrealized gains

70,143

Unrealized losses

-

Estimated Fair Value

$

492,257

NOTE 3 - NOTE PAYABLE

In May 2004, the Company issued a $400,000 note payable to an entity related to a shareholder of the Company.  The note is due on demand and accrued interest at 8% per annum.  The entity related to a shareholder of the Company is forgiving the accrued interest on the note.  Through December 31, 2004 the entity has forgiven $19,901 of accrued interest.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004 and June 30, 2004.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK - CONTINUED

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  In April 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or approximately  $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.  Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of December 31, 2004, no options have been granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 30, 2004, unused operating loss carryforwards of approximately $12,400 which may be applied against future taxable income and which expire in various years through 2025.

 The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  The deferred tax assets are approximately $1,900 and $2,300 and the deferred tax liabilities are approximately $11,000 and $3,100 as of December 30, 2004 and June 30, 2004, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - For the six months ended December 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - During the six months ended December 31, 2004 and 2003, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  At December 31, 2004, the Company owed the shareholder $3,803.  No interest is being accrued on the payable.

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

5,214

$

(50)

$

3,711

$

(50)

$

(790)

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited working capital and no current operations.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

October 21, 2005

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)