Form 10QSB
period 2005-03-31
MARITIME PARTNERS LTD
filed 2005-11-03
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

at March 31, 2005

Transitional Small Business Format     Yes            No    X

No exhibits included.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

                                                                                                                               June 30,        March 31,

                                                                                                                                  2004              2005

CURRENT ASSETS

Cash

$

2,593

$

3,090

Marketable Securities

408,908

404,168

Total Current Assets

$

411,501

$

407,258

DEFERRED TAX ASSET

-

2,441

Total Assets

411,501

409,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

669

$

369

Accounts payable - related party

3,803

3,803

Income tax payable

-

4,674

Note payable – related party

400,000

350,000

Total Current Liabilities

$

404,472

$

358,846

OTHER LIABILITIES

Deferred tax liability

781

-

Total Liabilities

405,253

358,846

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

-

-

Common Stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding

1,000

1,000

Capital in excess of par value

3,785

27,807

Accumulated other comprehensive income

5,964

(15,218)

Deficit accumulated during the development stage

(4,501)

37,264

Total Stockholders’ Equity (Deficit)

(6,248)

50,853

$

411,501

$

409,699

Note: The balance sheet at June 30, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                            FROM INCEPTION

                                                                        FOR THE THREE                       FOR THE NINE             ON APRIL 20

                                                                       MONTHS ENDED                    MONTHS ENDED       1994 THROUGH

                                                                            MARCH 31,                                 MARCH 31,                 MARCH 31

                                                                    2005                      2004                2005                   2004               2005

REVENUES

$

-

$

-

$

-

$

-

$

-

EXPENSES:

  General and Administrative

294

149

4,616

199

10,806

INCOME (LOSS) FROM

   OPERATIONS

(294)

(149)

(4,616)

(199)

(10,806)

OTHER INCOME (EXPENSE):

  Gain (Loss) on available-for-sale

     securities

48,557

-

63,823

-

65,459

  Dividend income

3,893

-

13,691

-

15,323

  Interest expense - related party

(7,890)

-

(24,022)

-

(27,792)

    Total Other Income (expense)

44,560

-

53,492

-

52,990

INCOME (LOSS) BEFORE

  INCOME TAXES

44,266

-

48,876

-

42,184

CURRENT TAX EXPENSE

4,674

-

4,674

-

4,775

DEFERRED TAX EXPENSE

1,538

-

2,437

-

145

NET INCOME (LOSS)

$

38,054

$

(149)

$

41,765

$

(199)

$

37,264

INCOME (LOSS) PER COMMON

  SHARE

$

.04

$

(.00)

$

.04

$

(.00)

$

.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                                For the Three                       For the Nine         From Inception

                                                                Months Ended                   Months Ended           on April 20,

                                                                    March 31,                         March 31,             1994 Through

                                                        ____________________       ____________________       March 31,

                                                             2005             2004              2005             2004               2005

                                                        _________   _________   _________   _________   ____________

NET INCOME (LOSS)

$

38,054

$

(149)

$

41,765

$

(199)

$

37,264

OTHER COMPREHENSIVE

  INCOME:

Gain (loss) on available-for-sale

  securities arising during the

  period (net of income taxes of

  $(6,962), $0, $487, $0, $(2,586),

       respectively)

(27,277)

-

42,642

-

50,241

Plus reclassification adjustment

  for (gains) losses included in

  net income

(48,557)

-

(63,823)

-

(65,459)

_________

_________

_________

_________

____________

COMPREHENSIVE INCOME

  (LOSS)

$

(37,780)

$

(149)

$

20,584

$

(199)

$

22,046

_________

_________

_________

_________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                             FROM INCEPTION

                                                                                                        FOR THE NINE                               ON APRIL 20,

                                                                                                      MONTHS ENDED                          1994 THROUGH

                                                                                                            MARCH 31,                                    MARCH 31,

                                                                                                       2005                     2004                              2005

Cash Flows from Operating Activities:

  Net (Loss)

$

41,765

$

(199)

$

37,264

  Adjustments to reconcile net loss to net cash

     used by operating activities:

       Amortization

-

-

1,015

       Gain on sale of available-for-sale securities

(63,823)

-

(65,459)

       Non-cash interest expense

24,022

-

27,792

       Changes in assets and liabilities:

         Increase in accounts payable

(300)

199

369

         Increase in accounts payable - related party

-

-

3,803

         Increase in income tax payable

4,674

-

4,674

         (Increase) in deferred tax asset

(2,441)

-

(2,441)

         Increase in deferred tax liability

4,878

-

2,586

 Net cash provided by

                   Operating  Activities

8,775

-

9,603

Cash Flows from Investing Activities:

  Payments to purchase available-for-sale securities

(251,851)

-

(670,988)

  Proceeds from sale of available-for-sale securities

293,573

-

314,475

  Payment of organization costs

-

-

(1,015)

Net Cash (Used) by Investing

  Activities

41,722

-

(357,528)

Cash flows from Financing Activities:

  Proceeds from note payable - related party

-

-

400,000

  Payments on note payable - related party

(50,000)

-

(50,000)

  Proceeds from sale of common stock

-

-

1,015

Net Cash Provided by Financing

Activities

(50,000)

-

351,015

Net Increase (Decrease) in Cash

497

-

3,090

Cash at Beginning of Period

2,593

-

-

Cash at End of Period

$

3,090

$

-

$

3,090

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

   Interest

$

-

$

-

$

-

   Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash investing and Financing Activities:

For the nine months ended March 31, 2005:

  The Company recorded an unrealized holding loss on available-for-sale securities of $21,181 net of taxes.

A shareholder of the Company forgave accrued interest totaling $24,022.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the nine months ended March 31, 2004: None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s June 30, 2004 audited financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 3].

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

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

                                                                                                                            March 31,

                                                                                                                                2005

Publicly-traded corporations, partnerships & trusts:

Amortized cost

$

421,408

Unrealized gains

-

Unrealized losses

(17,240)

Estimated Fair Value

$

404,168

NOTE 3 - NOTE PAYABLE

In May 2005, the Company issued a $400,000 note payable to an entity related to a shareholder of the Company.  The note is due on demand and accrued interest at 8% per annum.  The entity related to a shareholder of the Company is forgiving the accrued interest on the note.  Through March 31, 2005 the entity has forgiven $24,022 of accrued interest.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and June 30, 2004.

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

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.  Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of March 31, 2005, no options have been granted.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2004, unused operating loss carryforwards of approximately $0 which may be applied against future taxable income and which expire in various years through 2025.

 The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  The deferred tax assets are approximately $2,400 and $2,300 and the deferred tax liabilities are approximately $0 and $3,100 as of September 30, 2004 and June 30, 2004, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - For the nine months ended March 31, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - During the nine months ended March 31, 2005 and 2004, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  At March 31, 2005, the Company owed the shareholder $3,803.  No interest is being accrued on the payable.

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                                                                                           FROM INCEPTION

                                                                                      FOR THE THREE              FOR THE NINE       ON APRIL 20

                                                                                     MONTHS ENDED        MONTHS ENDED   1994 THROUGH

                                                                                             MARCH 31,                     MARCH 31,          MARCH 31

                                                                                      2005               2004            2005              2004                2005

Loss from continuing operations

available to common

shareholders (numerator)

$

38,054

$

(149)

$

41,765

$

(199)

$

37,264

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

February __, 2005

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)