Form 10KSB
period 2005-06-30
MARITIME PARTNERS LTD
filed 2005-11-04
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was not determinable since the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2005:

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises.  There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company.  In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-"-vis the Company's competitors.

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

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has not traded.  As of June 30, 2005, there were 111 stockholders of record.

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

Code of Ethics

The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a small public company whose shares have not yet traded. We have limited resources and expect to develop a code of ethics by the end of calendar 2005.

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

Exhibit No.

Document Description

        2.                 Charter and Bylaws

                           2.1.     Articles of Incorporation(1)

                           2.2      Bylaws(1)

         6.                Material Contracts

                           6.1.     1994 Stock Option Plan(1)

                         6.2         Convertible Debenture Agreement. Filed herewith.

(1)      Filed with the Company's original Form 10-SB.

(b)

Reports on Form 8-K.

Not Applicable.

Item 14. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief executive officer and the chief financial officer, carries out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Pritchett, Siler & Hardy, PC, billed us $4,783 and $0 for audit fees and review of  quarterly filings performed in the fiscal years ended June 30, 2005 and 2004, respectively.

Less than 50% of the hours expended  by our  auditors on the audit for the year ended June 30, 2005 were performed by persons'  other than Pritchett, Siler & Hardy, PC ‘s permanent full time employees.

There were $0, $0 and $0, respectively  paid in audit related fees, tax fees and all other fees to Pritchett, Siler & Hardy, PC during the years ended June 30, 2005 and 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Pritchett, Siler & Hardy, PC was approved  by the Board of  Directors.  No  services  described  in Item  9(e)(2)

through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 21, 2005.

MARITIME PARTNERS, LTD.

By:

/s/ Jehu Hand

Jehu Hand

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 21, 2005.

By:

/s/ Jehu Hand

President, Secretary, Chief Financial Officer and Director

Jehu Hand

MARITIME PARTNERS, LTD.

[A Development Stage Company]

FINANCIAL STATEMENTS

JUNE 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

MARITIME PARTNERS, LTD.

Dana Point, California

We have audited the accompanying balance sheet of Maritime Partners, Ltd. [a development stage company] as of June 30, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004 and for the period from inception on April 20, 1994 through June 30, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Maritime Partners, Ltd. from inception on April 20, 1994 through June 30, 2000 were audited by other auditors whose report, dated January 12, 2001, expressed an unqualified opinion on those statements.  The financial statements as of June 30, 2000 reflect an accumulated deficit of $3,021.  The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Maritime Partners, Ltd. [a development stage company] as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 and for the period from inception on April 20, 1994 through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

September 20, 2005

 MARITIME PARTNERS, LTD.

[A Development Stage Company]

BALANCE SHEET

ASSETS

June 30,

2005

___________

CURRENT ASSETS:

Cash

$

2,478

Available-for-sale securities

346,736

Total Current Assets

349,214

$

349,214

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

1,452

Accounts payable – related party

53,803

Note payable – related party

275,000

Total Current Liabilities

330,255

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 1,000,000 shares

authorized, no shares issued and outstanding

-

Common stock, $.001 par value, 20,000,000 shares

authorized, 1,000,000 shares issued and outstanding

1,000

Capital in excess of par value

34,327

Accumulated other comprehensive income (loss)

(10,975)

Retained earnings

(5,393)

Total Stockholders' Equity (Deficit)

18,959

$

349,214

The accompanying notes are an integral part of this financial statement.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

For the

From Inception

Year ended

on April 20,

June 30,

1994 Through

______________________

June 30,

2004

2005

2005

____________

___________

__________

REVENUE

$

-

$

-

$

-

EXPENSES:

General and Administrative

549

55,801

61,991

INCOME (LOSS) BEFORE INCOME TAXES

(549)

(55,801)

(61,991)

OTHER INCOME (EXPENSE):

Gain (loss) on available-for-sale securities

1,636

68,366

70,002

Dividend income

1,632

16,943

18,575

Capital gain distributions

--

222

222

Interest expense – related party

(3,770)

(30,622)

(34,392)

Total Other Income (Expense)

(502)

54,909

54,407

LOSS BEFORE INCOME TAXES

(1,051)

(892)

(7,584)

CURRENT TAX EXPENSE

101

--

101

DEFERRED TAX EXPENSE

(2,292)

--

(2,292)

NET INCOME (LOSS)

$

1,140

$

(892)

$

(5,393)

LOSS PER COMMON SHARE

$

.00

$

.00

$

(.01)

The accompanying notes are an integral part of these financial statements.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the

From Inception

Year ended

on April 20,

June 30,

1994 Through

__________________________

June 30,

2004

2005

2005

____________

___________

__________

NET INCOME (LOSS)

$

1,140

$

(892)

$

(5,393)

OTHER COMPREHENSIVE INCOME:

Gain (loss) on available-for-sale securities

  arising during the period (net of income

  taxes of $3,073 and ($3,073) respectively)

7,600

51,427

59,027

Plus reclassification adjustment for (gains)

  losses included in net income

(1,636)

(68,366)

(70,002)

COMPREHENSIVE INCOME (LOSS)

$

7,104

$

(17,831)

$

(16,368)

The accompanying notes are an integral part of these financial statements.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON APRIL 20, 1994

THROUGH JUNE 30, 2005

Deficit

Accumulated

Accumulated

Preferred Stock

Common Stock

Capital in

Other

During the

______________________

______________________

Excess of

Comprehensive

Development

Shares

Amount

Shares

Amount

Par Value

Income

Stage

__________

__________

___________

__________

__________

__________

__________

BALANCE, April 20, 1994

-

$

-

-

$

-

$

-

-

$

-

Issuance of 1,000,000

  shares of common stock

  for cash of $1,015, or $.001

  per share, April 20, 1994

-

-

1,000,000

1,000

15

-

-

Net loss for the period

 ended June 30, 1994

-

-

-

-

-

-

(42)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1994

-

-

1,000,000

1,000

15

-

(42)

Net loss for the year ended

  June 30, 1995

-

-

-

-

-

-

(338)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1995

-

-

1,000,000

1,000

15

-

(380)

Net loss for the year ended

  June 30, 1996

-

-

-

-

-

-

(320)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1996

-

-

1,000,000

1,000

15

-

(700)

Net loss for the year ended

  June 30, 1997

-

-

-

-

-

-

(314)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1997

-

-

1,000,000

1,000

15

-

(1,014)

Net loss for the year ended

  June 30, 1998

-

-

-

-

-

-

(312)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1998

-

-

1,000,000

1,000

15

-

(1,326)

Net loss for the year ended

  June 30, 1999

-

-

-

-

-

-

(790)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 1999

-

-

1,000,000

1,000

15

-

(2,116)

Net loss for the year ended

  June 30, 2000

-

-

-

-

-

-

(905)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2000

-

-

1,000,000

1,000

15

-

(3,021)

Net loss for the year ended

  June 30, 2001

-

-

-

-

-

-

(947)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2001

-

-

1,000,000

1,000

15

-

(3,968)

Net loss for the year ended

  June 30, 2002

-

-

-

-

-

-

(1,519)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2002

-

-

1,000,000

1,000

15

-

(5,487)

__________

__________

___________

__________

__________

__________

__________

Net loss for the year ended

  June 30, 2003

-

-

-

-

-

-

(154)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2003

-

-

1,000,000

1,000

15

-

(5,641)

__________

__________

___________

__________

__________

__________

__________

Unrelaized holding gain (loss)

-

-

-

-

-

5,964

-

Accrued interest forgiven

  Recorded as contribution

  To capital

-

-

-

-

3,770

-

-

Net income (loss)  for the year ended

  June 30, 2004

-

-

-

-

-

-

1,140

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2004

-

$

-

1,000,000

$

1,000

$

3,785

$

5,964

$

(4,501)

__________

__________

___________

__________

__________

__________

__________

Unrelaized holding gain (loss)

-

-

-

-

-

(16,939)

-

Accrued interest forgiven

  Recorded as contribution

  To capital

-

-

-

-

30,542

-

-

Net income (loss) for the year ended

  June 30, 2005

-

-

-

-

-

-

(892)

__________

__________

___________

__________

__________

__________

__________

BALANCE, June 30, 2005

-

$

-

1,000,000

$

1,000

$

34,327

$

(10,975)

$

          (5,393)

__________

__________

___________

__________

__________

__________

__________

The accompanying notes are an integral part of this financial statement.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

For the

From Inception

Year ended

on April 20,

June 30,

1994 Through

__________________________

June 30,

2004

2005

2005

Cash Flows Provided by Operating Activities:

Net income (loss)

$

1,140

$

(892)

$

(5,393)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization

-

-

1,015

Gain on sale of available-for-sale securities

(1,636)

(68,366)

(70,002)

Non-cash interest expense

3,770

30,542

34,312

Changes in assets and liabilities:

Increase in accounts payable

(154)

783

1,452

Increase in accounts payable – related party

-

50,000

53,803

Increase in deferred tax liability

(2,292)

--

(2,292)

Net Cash Provided by Operating

  Activities

828

12,067

12,895

Cash Flows From Investing Activities:

Payments of organization costs

-

-

(1,015)

Proceeds from sale of available-for-sale securities

20,902

389,167

410,069

Payments to purchase available-for-sale securities

(419,137)

(276,349)

(695,486)

Net Cash Provided by Investing Activities

(398,235)

112,818

(286,432)

Cash Flows From Financing Activities:

Proceeds form sale of common stock

--

--

1,015

Proceeds from note payable-related party

400,000

--

400,000

Payment of note payable – related party

--

(125,000)

(125,000)

Net Cash Provided by Financing Activities

400,000

(125,000)

276,015

Net Increase (Decrease) in Cash

2,593

(115)

2,478

Cash at Beginning of Period

-

2,593

-

Cash at End of Period

$

2,593

$

2,478

$

2,478

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended June 30, 2005:

The Company recorded an unrealized holding loss on available-for-sale securities of $16,939 net of taxes.

A party related to a shareholder of the Company forgave accrued interest totaling $30,542. Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the year ended June 30, 2004:

The Company recorded an unrealized holding gain on available-for-sale securities of $5,694, net of taxes.

A party related to a shareholder of the Company forgave accrued interest totaling $3,770.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

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

Fiscal Year -  The Company’s fiscal year end is June 30.

Investments – The Company’s investments, which are bought and held principally for the purpose of selling them in the near term are classified as available-for-sale securities.  Trading securities are recorded at fair value with changes in fair value being included in earnings.  Investments for which the Company has the positive intent and ability hold to maturity are classified as held-to-maturity and are recorded at amortized cost.  Investments not classified as either held-to-maturity or trading securities are classified as available-for-sale.  Available-for-sale securities are recorded at fair value with changes in fair value being excluded from earnings and recorded net of tax as a separate component of equity in accordance with Statement of Financial Accounting Standards No. 115., “Accounting for Certain Investments in Debt and Equity Securities”.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial According Standards No. 109, “Accounting for Income Taxes” [See Note 6].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets -  an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20.  and FASB Statement No. 3”,  were recently issued.  SFAS No. 151, 152,153, 123 (Revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – AVAILBLE-FOR-SALE SECURITIES

The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

June 30,

2005

___________

Publicly-traded corporations, partnerships & trusts:

Amortized cost

$

357,100

Unrealized gains

40,807

Unrealized losses

(51,171)

Estimated Fair Value

346,736

NOTE 3 – NOTE PAYABLE

In May 2004, the Company issued a $400,00 note payable to an entity related to a shareholder of the Company.  The note is due on demand and accrues interest at 8% per annum.  The entity related to a shareholder of the Company is forgiving the accrued interest on the note.  As of June 30, 2005 $125,000 of this note had been retired.  Through June 30, 2005 the entity has forgiven $34,312 of accrued interest.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.  Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of June 30, 2005, no options have been granted.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2005, no unused operating loss carryforwards.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards at June 30, 2005, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards as of June 30, 2005.  The deferred tax assets are approximately $9,000 and $2,300 and the deferred tax liabilities are approximately $100 and $3,100 as of June 30, 2005 and 2004, respectively, with an offsetting valuation allowance of approximately $8,900 and $0 as of June 30, 2005 and June 30, 2004, respectively, resulting in a change in the valuation allowance of approximately $8,900 during the year ended June 30, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party - During the years ended June 30, 2005 and 2004, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  At June 30, 2005, the Company owed the shareholder $53,803.  No interest is being accrued on the payable.

In May 2004, the Company borrowed $400,000 from an entity related to a shareholder of the Company [See Note 3]. At June 30, 2005, the Company owed $275,000.

Management Compensation - For the years ended June 30, 2005 and 2004, the Company accrued compensation of $50,000 and $0 to the officer and director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 – INCOME LOSS PER SHARE

The following data shows the amounts used in computing income (loss) per share:

For the

From Inception

Year ended

on April 20,

June 30,

1994 Through

_________________________

June 30,

2004

2005

2005

____________

___________

__________

Net Income (Loss) from continuing operations available to

common shareholders (numerator)

$

1,140

$

(892)

$

(5,393)

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

NOTE 9 – SUBSEQUENT EVENTS

Authorized shares common stock – In September 2005 the Board of Directors and Stockholders voted to amend the certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 20,000,000 shares to up to 200,000,000 shares. The amendment has not yet been filed with the Delaware Secretary of State pending a 20-day waiting period following the mailing of the related Information Statement.