Form 10QSB
period 2005-09-30
MARITIME PARTNERS LTD
filed 2006-01-26
CIK 1092798

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X           No

Indicate by check mark whether the Registrant is a shell company as (as defined in Rule 12b-2 of the Exchange Act).

Yes    X           No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

                       1,000,000

Title of Class

Number of Shares outstanding

at September 30, 2005

Transitional Small Business Format     Yes            No    X

MARITIME PARTNERS, LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

                                                                                                                               June 30,        September 30,

                                                                                                                                  2005                 2005

                                                    (Unaudited)

CURRENT ASSETS

Cash

$

2,478

$

108,829

Available-for-sale securities

346,736

--

Total Current Assets

349,214

108,829

Total Assets

$349,214

$ 108,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable

$

1,452

$

1,452

Accounts payable - related party

53,803

53,803

Note payable – related party

275,000

27,631

Total Current Liabilities

  330,255

82,886

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

-

-

Common Stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding as of

  September 2005 and June 2005

1,000

1,000

Capital in excess of par value

34,327

37,338

Accumulated other comprehensive income (loss)

(10,975)

-

Deficit accumulated during the development stage

(5,393)

(12,395)

Total Stockholders’ Equity

18,959

25,943

     Total Liabilities and Stockholders’ Equity                                           $

349,214

$108,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF LOSSES

                                                                                For The Three                               From April 20, 1994

                                                                               Month Ended                               (Date of Inception)

                                                                                   September 30,                                     Through

                                                                              2005                 2004                   September 30, 2005

REVENUE

$

-

$

-

$

-

OPERATING EXPENSES:

General and Administrative

100

4,009

62,091

 (LOSS) BEFORE

   INCOME TAXES

(100)

(4,009)

(62,091)

OTHER INCOME (EXPENSE)

Gain (loss) on available-for-sale

securities

(8,029)

6,221

61,973

Dividend income

4,203

4,978

22,778

Capital gain distributions

-

-

222

Interest expense - related party

(3,011)

(8,066)

(37,403)

Total other income (expense)

(6,836)

3,133

47,570

 (LOSS) BEFORE

   INCOME TAXES

(6,936)

(876)

(14,521)

CURRENT TAX EXPENSE

66

-

167

DEFERRED TAX EXPENSE

   (BENEFIT)

-

627

(2,292)

NET (LOSS)

$

(7,002)

$

(1,503)

$

(12,396)

 (LOSS)

   PER COMMON SHARE

$

(.00)

$

(.00)

$

(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                     For the Three               From

                                                                                                   Months Ended                  April 20,

                                                                                                    September 30,               1994 (Date of                                                                                                                                                   Inception) Through

                                                                                          _______________________        September 30,

                                                                                                 2005                  2004             2005

                                                                                           __________     __________    ____________

NET (LOSS)

$

(7,002)

$

(1,503)

$

(12,396)

OTHER COMPREHENSIVE INCOME:

Gain (loss) on available-for-sale securities

  arising during the period (net of income

  taxes of $0, $4,049 and $4,049, respectively)

2,946

40,616

61,973

Plus reclassification adjustment for (gains)

  losses included in net income

8,029

(6,221)

(61,973)

__________

__________

____________

COMPREHENSIVE INCOME (LOSS)

$

3,973

$

32,892

$

(12,396)

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                For The Three                                  From April 20, 1994

                                                                                                               Months Ended                                (Date of Inception)

                                                                                                                    September 30,                                         Through

                                                                                                            2005                        2004                       September 30, 2005

Cash Flows from Operating Activities:

  Net (loss)

$

(7,002)

$

(1,503)

$

(12,396)

  Adjustments to reconcile net loss to net cash used by

    operating activities:

  Amortization

 -

-

1,015

  (Gain) loss on sale of available-for-sale securities

8,029

(6,221)

(61,973)

  Non-cash interest expense

3,011

8,066

37,323

  Changes in assets and liabilities:

    Increase (decrease) in accounts payable

20

 (300)

1,452

    Increase (decrease) in accounts payable-related party

-

-

53,803

    Increase in other liabilities

-

627

(2,292)

               Net Cash Provided by Operating Activities

4,058

669

16,932

Cash Flows from Investing Activities:

  Payments of organization costs

-

-

(1,015)

  Payments to purchase available-for-sale securities

-

(69,880)

(695,486)

  Proceeds from sale of available-for-sale securities

349,682

70,961

759,751

      Net Cash Provided by Investing Activities

349,682

1,081

63,250

Cash Flows from Financing Activities:

   Proceeds from note payable - related party

-

-

400,000

   Payment of note payable – related party

(247,389)

-

(372,369)

   Proceeds from sale of common stock

-

-

1,015

  Net Cash (Used in) Provided by

     Financing Activities

(247,389)

-

28,646

Net Increase (Decrease) in Cash

 106,351

1,750

108,829

Cash Balance at Beginning of Period

2,478

2,593

-

Cash at End of Period

$

108,829

$

4,343

$

108,829

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

$

--

$

--

     Income taxes

$

660

$

309

$

410

Supplemental Schedule of Non-cash Investing and Financing Activities:

A shareholder of the Company forgave accrued interest totaling $,3011.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

For the three months ended September 30, 2004:

        A shareholder of the Company forgave accrued interest totaling $8,066.  Due to the related party nature of the forgiveness, the Company recorded the forgiveness as a capital contribution.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARITIME PARTNERS, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s June 30, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

SEPTEMBER 30, 2005

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

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, net of unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows at:

                                                                                                                   September 30,

                                                                                                                            2005

Publicly-traded corporations, partnerships & trusts:

Amortized cost

$

-

Unrealized gains

-

Unrealized losses

-

Estimated Fair Value

$

-

NOTE 3 - NOTE PAYABLE

In May 2004, the Company issued a $400,000 note payable to an entity related to a shareholder of the Company.  The note is due on demand and accrued interest at 8% per annum.  In the quarter ended September 30, 2005 $247,369 was retired leaving a balance of $27,631.  The entity related to a shareholder of the Company is forgiving the accrued interest on the note.  Through September 30, 2005 the entity has forgiven $37,323 of accrued interest.  Due to the related party nature of the debt forgiveness, the Company recorded the forgiveness as a capital contribution.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30 2005 and June 30, 2005.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.  Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of September 30, 2005, no options have been granted.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party - During the three months ended September 30, 2005 and 2004, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  At September 30, 2005, the Company owed the shareholder $53,803.  No interest is being accrued on the payable.

In May 2004, the Company borrowed $400,000 from an entity related to a shareholder of the Company [See Note 3].

Management Compensation - For the three months ended September 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MARITIME PARTNERS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                                     For the Three          From Inception

                                                                                                    months ended              on April 20,

                                                                                                    September 30,           1994 Through

                                                                                    ________________________   September 30,

                                                                                             2005                  2004              2005

                                                                                      ____________

   __________

Income (loss) from continuing operations

available to common shareholders

(numerator)

$

(7,002)

$

(1,503)

$

(12,395)

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

NOTE 8 – SUBSEQUENT EVENT

The Board of Directors and the majority shareholder holding 800,000 of the 1,000,000 outstanding shares approved on August 28, 2005 an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 20,000,000 to 200,000,000.  Non-consenting shareholders were notified of the proposed amendment by an information statement on Form 14C mailed on September 18, 2005.  The amendment has not yet been filed with the Delaware Secretary of State.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited working capital and no activities.

Item 3.

Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

CHANGES IN SECURITIES - None

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

The Board of Directors and the majority shareholder holding 800,000 of the 1,000,000 outstanding shares approved on August 28, 2005 an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 20,000,000 to 200,000,000.  Non-consenting shareholders were notified of the proposed amendment by an information statement on Form 14C mailed on September 18, 2005.  The amendment has not yet been filed with the Delaware Secretary of State.

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITIME PARTNERS, LTD.

Date:

January 9, 2006

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)