Form 10QSB/A
period 2004-09-30
MARITIME PARTNERS LTD
filed 2006-02-24
CIK 1092798

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

___________

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

OTHER INFORMATION - None

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Previously filed.

Reports on Form 8-K--None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITIME PARTNERS, LTD.

Date:

February 24, 2006

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)