Form 10QSB/A
period 2005-09-30
MARITIME PARTNERS LTD
filed 2006-03-29
CIK 1092798

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly  Report on Form 10-QSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

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

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Previously filed.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITIME PARTNERS, LTD.

Date:

March 29, 2006

By:/s/ Jehu Hand

Jehu Hand,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)