Form 10KSB/A
period 2005-06-30
MARITIME PARTNERS LTD
filed 2006-06-15
CIK 1092798

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  June 13, 2006.

MARITIME PARTNERS, LTD.

By:

/s/ Jehu Hand

Jehu Hand

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 13, 2006.

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